Form 10QSB/A
period 2002-06-30
YFC 355 CORP
filed 2002-08-13
CIK 1109343

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A

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


                         YFC 355 CORP.


                         By:/s/ Anthony DeMint
                              Anthony N. DeMint, President/
			      Chief Accounting Officer


Dated:    August 6, 2002

                                EXHIBIT TABLE

Exhibit                              Description
Number
(1)       N/A
(2)       N/A
(3)(i)*   Articles of Incorporation
          (a) Articles of Incorporation
(3)(ii)*  Bylaws
          (a) Bylaws
(4)*      Instruments defining the rights of security holders:
(4)(i)    (a) Articles of Incorporation
          (b) Bylaws
          (c) Stock Certificate Specimen
(5)       N/A
(8)       N/A
(9)       N/A
(10)      N/A
(11) Contained in the Notes to the Financial Statements (filed herewith)
(13)      N/A
(15)      N/A
(16)      N/A
(17)      N/A
(18)      N/A
(19)      N/A
(20)      N/A
(21)      N/A
(22)      N/A
(23)      N/A
(24)      N/A
(25)      N/A
(26)      N/A
(99)      Certification by President and Chief Accounting Officer
*Filed in Form 10SB