Form 10QSB
period 2004-09-30
YFC 355 CORP
filed 2004-11-12
CIK 1109343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2004
Common Stock, par value $0.001	8,404,370

ITEM 1. FINANCIAL STATEMENTS

YFC 355 CORP.

(A Development Stage Company)

BALANCE SHEET

ASSETS
September 30, 2004(Unaudited)
CURRENT ASSETS	$ 0

TOTAL CURRENT ASSETS	0

OTHER ASSETS	0

TOTAL OTHER ASSETS	0

$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$250

TOTAL CURRENT LIABILITIES	250

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value
authorized 5,000,000 shares;
None issued and Outstanding	0

Common stock, $0.001 par value,
authorized 20,000,000 shares;
8,404,370 issued and
outstanding at 9/30/04	8,404

Additional paid-in capital	0

(Deficit) accumulated during
development stage	(8,654)

TOTAL STOCKHOLDERS' EQUITY	(250)

$ 0

The accompanying notes are an integral part of these financial statements.

YFC 355 CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30, 2004
	2004	2003	2004	2003
INCOME
Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSE
General and
Administrative
Organization Cost Expense	250	100	1,250	700	8,654

TOTAL EXPENSES	250	100	1,250	700	8,654

NET (LOSS)	$ (250)	$ (100)	$ (1,250)	$ (700)	$ (8,654)

Net Loss
Per Weighted Share	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average
number of common
shares outstanding	8,404,370	7,304,370	8,404,370	7,304,370

The accompanying notes are an integral part of these financial statements.

YFC 355 CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended September 30,		April 1, 1999 (Inception) to September 30, 2004
	2004	2003
Cash Flows from
Operating Activities:
Net (loss)	$ (1,250)	$ (700)	$ (8,654)
Stock Issued for services	0	0	5,000
Issuance of stock to
Convert debt to equity	1,000	700	3,404

Changes in assets and
Liabilities:
Officers Advances	250	0	250

Net cash (used) in
operating activities	0	0	0

Cash Flows from
Investing Activities:
Organization Costs	0	0	0

Net Cash (used) in
Investing activities	0	0	0

Cash Flows from
Financing Activities	0	0	0

Net increase in cash	0	0	0

Cash beginning of period	0	0	0

Cash end of period	$ 0	$ 0	$ 0

Supplemental Disclosure
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash transactions:
Number of shares issued
For services	0	0	5,000,000

Number of shares issued
To convert debt to equity	0	700,000	3,404,370

The accompanying notes are an integral part of these financial statements.

YFC 355 CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended September 30, 2004 of $(8,654). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

YFC 355 CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

NOTE 4 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, the officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These advances will be converted to equity. The balance of advanced funds at September 30, 2004 is $250.

ITEM 2. PLAN OF OPERATION

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Merger Agreement executed during quarter

On September 10, 2004 YFC 355 Corp. entered into an Agreement and Plan of Merger (the "Merger") with Simbajamba Mines Ltd., ("SML") wherein, if certain conditions were met, (i) the outstanding shares of SML's common stock was to be converted into 12,900,000 shares of YFC 355, causing a change in control of YFC 355. The Merger was conditional upon the approval of the shareholders of SML and other normal conditions of a transaction of this type. Additionally, the Merger was conditional upon obtaining a Permit authorizing the sale and issuance of securities pursuant to Section 25121 of the California Corporate Securities Law of 1968, as amended. The securities, when issued, were anticipated to be exempted from Section 5 registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), under an exemption provided by Section 3(a)(10) of the Securities Act.

On November 3, 2004 after receiving correspondence from the Department of Corporations for the State of California declining to conduct the fairness hearing, both SML and YFC 355 terminated the Merger.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's sole officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of any such proceedings contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

TEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits See Exhibit Table on page E-1

(b)    8-K - Terminating Merger between Simbajamba Mines Ltd. and YFC 355 filed on November 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YFC 355 CORP.

By: /s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated: November 10, 2004

EXHIBIT TABLE

Exhibit Number	Description
(3)(i)*	Articles of Incorporation
(a) Articles of Incorporation
(3)(ii)*	Bylaws
(a) Bylaws
(4)*	Instruments defining the rights of security holders:
(4)(i)	(a) Articles of Incorporation
(b) Bylaws (c) Stock Certificate Specimen
(31)**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed in Form 10SB filed on April 3, 2000

**Filed Herewith