Form 10QSB
period 2006-09-30
YFC 355 CORP
filed 2006-11-06
CIK 1109343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2006, was 9,654,370 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

ITEM 1.	FINANCIAL STATEMENTS

YFC 355 Corp.

(a development stage company)

Condensed Balance Sheet

September 30,
2005
Assets
Current assets:
Cash	$ -
Total current assets	-

$ -

Liabilities and Stockholders’ Equity
Current liabilities	$ -

Stockholders’ Equity
Preferred stock, $.001 par value 5,000,000 shares authorized zero issued and Outstanding	-

Common stock, $.001 par value, 20,000,000 shares authorized; 9,654,370 shares issued and outstanding as of September 30, 2006.	9,654

Additional paid in capital	1,750

(Deficit) accumulated during development stage	(11,404)
-

$ -

See notes to condensed financial statements

YFC 355 Corp.

(a development stage company)

Condensed Statements of Operations

For the Three and Nine Months Ending September 30, 2006 and 2005

And For the Period March 3, 2000 (Inception) to September 30, 2006

	Three Months Ended September 30,		Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30, 2006
	2006	2005	2006	2005

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
General and Administrative	-	-	-	750	11,404
Total Expenses	-	-	-	750	11,404

Net (loss)	$ -	$ -	$ -	$ (750)	$ (11,404)

Weighted average number of common shares outstanding – basic and fully diluted	9,654,370	9,516,014	9,654,370	9,516,014

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See notes to condensed financial statements

YFC 355 Corp.

(a development stage company)

Condensed Statements of Cash Flows

For the Nine Months Ending September 30, 2006 and 2005

And For the Period March 3, 2000 (Inception) to September 30, 2006

	Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30, 2006
	2006	2005
Cash flows from operating activities:
Net (loss)	$ -	$ (750)	$ (11,404)
Amortization	-	-	-
Stock issued for services	-	-	5,000
Conversion of debt to equity	-	1,250	4,654
Changes in assets and liabilities
Note payable – related party	-	(500)	-
Net cash (used) by operating activities	-	-	(1,750)

Cash flows from investing activities:
Organization costs	-	-	-
Donated capital	-	-	1,750
Net Cash (used) in Investing activities	-	-	1,750

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	-	1,250,000	4,654,370

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended September 30, 2006 of $11,404. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Anthony N. DeMint, our President and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. DeMint, our President and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YFC 355 CORP.

By: /s/ Anthony DeMint

Anthony N. DeMint, President

Dated:	November 6, 2006