Form 10QSB
period 2006-12-31
YFC 355 CORP
filed 2007-02-01
CIK 1109343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $0.00

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2006, was 9,654,370 shares, held by 1 stockholder.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services, or trades; name identification; and
•	other relevant factors.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

ITEM 8B.	OTHER INFORMATION

NONE

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Director and Officer is as follows:

Name	Age	Positions and Offices Held
Anthony N. DeMint	33	President, Secretary, Treasurer, Director

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

(1)          Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business. A "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that during the year ended 2006 all forms 3 and 4 were filed on a timely basis.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of December 31, 2006, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address Of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Anthony N. DeMint	9,654,370	100%
770 E. Warm Springs Rd., #250
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)	9,654,370	100%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTORS INDEPENDENCE.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years 2006 and 2005 were $1,750 and $1,750 respectively.

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

YFC 355 CORP.

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Anthony N. DeMint
Anthony N. DeMint	President, Secretary,	January 29, 2007
Treasurer, Chief
Accounting Officer,
And Director

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

We have audited the accompanying balance sheets of YFC 355 Corp. (A Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, shareholders’ deficit, and cash flows for the fiscal years ended December 31, 2006 and 2005 and from March 3, 2000 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YFC 355 Corp. (A Development Stage Company) as of December 31, 2006 and 2005 and the results of its operations and cash flows for the fiscal years ended December 31, 2006 and 2005 and from March 3, 2000 (Date of Inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

Weaver & Martin, LLC

Kansas City, Missouri

January 23, 2007

YFC 355 Corp.

(a development stage company)

Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$ -	$ -
Total current assets	-	-

	$ -	$ -

Liabilities and Stockholders’ Equity
Current liabilities	$ -	$ -

Stockholders’ Equity
Preferred stock, $.001 par value 5,000,000 shares authorized zero issued and Outstanding	-	-

Common stock, $.001 par value, 20,000,000 shares authorized; 9,654,370 shares issued and outstanding as of December 31, 2006 and 2005, respectively	9,654	9,654

Additional paid in capital	3,500	1,750

(Deficit) accumulated during development stage	(13,154)	(11,404)
	-	-

	$ -	$ -

The accompanying notes are an integral part of these financial statements

YFC 355 Corp.

(a development stage company)

Statements of Operations

For the Twelve Months Ending December 31, 2006 and 2005

And For the Period March 3, 2000 (Inception) to December 31, 2006

	For the Years Ended December 31,		March 3, 2000 (Inception) to December 31, 2006
	2006	2005

Revenue	$ -	$ -	$ -

Expenses:
General and administrative expenses	1,750	2,500	13,154
Total Expenses	1,750	2,500	13,154

Net (loss)	$ (1,750)	$ (2,500)	$ (13,154)

Weighted average number of common shares outstanding – basic and fully diluted	9,654,370	9,516,014

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

YFC 355 Corp.

(a development stage company)

Statements of Changes in Stockholders’ Equity

	Common Stock Shares Amount		Additional paid-in Capital	(Deficit) accumulated during development stage	Total Stockholders’ Equity
March 3, 2000 issued for services	5,000,000	$5,000	$ -	$ -	$ 5,000

Net (loss), March 3, 2000 (inception) to December 31, 2000				(6,105)	(6,105)
Balance December 31, 2000	5,000,000	5,000	-	(6,105)	(1,105)

January 1, 2001 Shares Issued for Debt	1,405,000	1,405	-		1,405

April 1, 2001 Shares Issued for Debt	22,060	22	-		22

July 1, 2001 Shares Issued for Debt	13,240	13	-		13

October 1, 2001 Shares Issued for Debt	14,060	14	-		14

Net (loss) December 31, 2001				(349)	(349)
Balance December 31, 2001	6,454,360	6,454	-	(6,454)	-

April 1, 2002 Shares Issued for Debt	21,880	22	-		22

September 30, 2002 Shares Issued for Debt	28,130	28	-		28

December 31, 2002 Shares Issued for Debt	100,000	100	-		100

Net (loss) December 31, 2002				(150)	(150)
Balance December 31, 2002	6,604,370	6,604	-	(6,604)	-

April 28, 2003 Shares Issued for Debt	500,000	500	-	-	500

June 17, 2003 Shares Issued for Debt	100,000	100	-	-	100

September 29, 2003 Share Issued for Debt	100,000	100	-	-	100

December 31, 2003 Shares Issued for Debt	100,000	100	-		100

Net (loss) December 31, 2003				(800)	(800)
Balance December 31, 2003	7,404,370	7,404	-	(7,404)	-

June 15, 2004 Shares Issued for Debt	1,000,000	1,000	-	-	1,000

Net (loss) December 31, 2004				(1,500)	(1,500)
Balance December 31, 2004	8,404,370	8,404	-	(8,904)	(500)

January 14, 2005 Shares issued for debt	250,000	250	-	-	250
February 16, 2005 Shares issued for debt	1,000,000	1,000	-	-	1,000
December 31, 2005 Donated capital	-	-	1,750	-	1,750

Net (loss) December 31, 2005	-	-	-	(2,500)	(2,500)
Balance December 31, 2005	9,654,370	9,654	$ 1,750	(11,404)	-

December 31, 2006 Donated capital	-	-	1,750	-	1,750

Net (loss) December 31, 2006	-	-	-	(1,750)	(1,750)
Balance December 31, 2006	9,654,370	$ 9,654	$ 3,500	$ (13,154)	$ -

The accompanying notes are an integral part of these financial statements

YFC 355 Corp.

(a development stage company)

Statements of Cash Flows

For the Twelve Months Ending December 31, 2006 and 2005

And For the Period March 3, 2000 (Inception) to December 31, 2006

	For the Years Ended December 31,		March 3, 2000 (Inception) to December 31, 2006
	2006	2005
Cash flows from operating activities:
Net (loss)	$ (1,750)	$ (2,500)	$ (13,154)
Amortization	-	-	-
Stock issued for services	-	-	5,000
Conversion of debt to equity	-	1,250	4,654
Changes in assets and liabilities
Note payable – related party	-	(500)	-
Net cash (used) by operating activities	(1,750)	(1,750)	(3,500)

Cash flows from investing activities:
Organization costs	-	-	-
Donated capital	1,750	1,750	3,500
Net Cash (used) in Investing activities	1,750	1,750	3,500

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	-	1,250,000	4,654,370

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing the net income by the weighted average number of common shares outstanding available to common stockholders during the period. The basic weighted average number of common shares outstanding was 9,654,370 and 9,516,014 for the years ended December 31, 2006 and 2005, respectively.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended December 31, 2006.

Research and Development Costs

Research and development costs are charged to expense when incurred rather than recorded as inventory, component of overhead, or otherwise capitalized. Depreciation expense related to such capitalized costs should be considered research and development costs.

YFC 355 Corp.

(a development stage company)

Notes

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

YFC 355 Corp.

(a development stage company)

Notes

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard was effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $13,154 for the period from inception to December 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Income taxes

For the period ended December 31, 2006 the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $13,154 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2020.

The components of the Company’s deferred tax asset are as follows:

YFC 355 Corp.

(a development stage company)

Notes

	As of December 31,	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$ 4,604	$ 3,991
Total deferred tax assets	4,604	3,991

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	4,604	3,991
Less: Valuation allowance	(4,604)	(3,991)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2006.

Note 4 – Stockholders' equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par valued preferred stock.

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

YFC 355 Corp.

(a development stage company)

Notes

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